Form 10QSB
period 2000-03-31
DIVEDEPOT COM
filed 2000-10-16
CIK 1101715

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: March 31, 2000


                         Commission file number 0-28665

                               DIVEDEPOT.COM, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

         Florida                                 65-0817033
         --------                                ----------
(State or other jurisdiction of                  (I.R.S. Employer incorporation
or organization)                                 Identification No.)


             2101 West SR 434, Suite 221, Longwood, FL 32779
               ---------------------------------------------------
                     Address of principal executive offices)

                                 (407) 949-9300
                                 ---------------
                           (Issuer's telephone number)


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No

As of March 31, 2000, 2,031,297 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                              PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements






                       DIVEDEPOT.COM, INC. AND SUBSIDIARY
                                  BALANCE SHEET
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                           MARCH 31     DEC 31
CURRENT ASSETS                                               2000        1999
--------------

        Cash                                             $138,287    $15,410
        Accounts Receivable (Note 3)                       65,037     84,701
        Inventory           (Note 4)                       42,869     42,819
                                                        ------------------------
                Total Current Assets                      246,193    142,930


FIXED ASSETS             (Note 5                        1,806,513  1,423,197

GOODWILL                 (Note6)                          653,401    662,604
                                                        ------------------------

                 TOTAL ASSETS                          $2,706,107 $2,228,731
                                                        ========================



                                LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

        Bank Overdraft   (Note 7)                      $ 62,023        68,748
        Accounts Payable                                480,880       464,196
        Customer Deposits                                 1,000         1,000
        Bank Loan        (Note 8)                         1,847         3,732
        Related Party Loans(Note 9)                     211,714       107,867
                                                        ------------------------
                 Total Current Liabilities              757,464       645,543
                                                        ------------------------


LONG TERM LIABILITIES

        Bank Loan                                       -             -
        Related Party Loans                             259,122       275,316
        Bonds Payable                                   246,000       -
                                                        ------------------------
                Total Long Term Liabilities             505,122       275,316
                                                        ------------------------
                TOTAL LIABILITIES                     1,262,586       920,859


                                 STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value, 50,000,000 authorized,       2,031         1,831
 2,031,297 shares issued and outstanding as of
 March 31, 2000 and  1,831,297 as of December 1999
        Additional paid in capital                      2,332,396     1,932,597
        Retained earnings                                (840,906)     (626,556)
        Less: Treasury stock (12,500 shares)              (50,000)      -
                                                        ------------------------
                Total Stockholders' Equity              1,443,521     1,307,872
                                                        ------------------------

                TOTAL LIABILITIES AND EQUITY (DEFICIT) $2,706,107    $2,228,731
                                                        ========================



                  See Accompanying notes to financial statements.





                             DIVEDEPOT.COM, INC. AND

                                   SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDING MARCH 31, 2000 AND 1999,
                 THE TWELVE MONTHS ENDING DECEMBER 31, 1999 AND
                   FROM INCEPTION (DECEMBER 1, 1997) TO March


                                       March 31          March 31     December 31     FROM
                                         2000              1999           1999      INCEPTION
                                  --------------------------------------------------------------

SALES                              $299,901          $    481,947      $1,187,538  $2,892,327
-----


COST OF SALES                      $156,405          $    128,524      $  841,699  $1,587,893
-------------
                                  --------------------------------------------------------------

GROSS PROFIT                       $ 143,496         $    353,423      $  345,839  $1,304,434
------------


OPERATING EXPENSES                 $ 348,643         $    425,462      $  671,971  $2,062,515
------------------

AMORTIZATION OF GOODWILL           $   9,203         $     12,884      $   36,811  $   82,825
------------------------           -------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES  ($214,350)        $   (84,923)      $ (362,943) $        -
---------------------------------  -------------------------------------------------------------

INCOME TAXES                       $       -         $          -      $        -  $ (840,906)
------------


                                   $(214,350)        $   (84,923)      $ (362,943) $  840,906
NET INCOME (LOSS)
-----------------                  ============================================================



     Weighted Average              1,893,797            1,587,500       1,403,889
     Number of shares


     Basic EPS                     $  (0.113)        $    (.0535)      $   (0.259)



                               DIVEDEPOT.COM, INC.
                             STATEMENT OF CASH FLOWS
                             STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDING MARCH 31, 2000, AND 1999
                THE TWELVE MONTHS ENDING DECEMBER 31, 1999, AND
              FROM INCEPTION (DECEMBER 31, 1997) TO MARCH 31, 2000


                            MARCH 31    MARCH 31   DECEMBER 31      FROM
                              2000        1999         1999      INCEPTION
                          ---------------------------------------------------
CASH FLOWS FROM (FOR)
OPERATING ACTIVITIES
     Net income (Loss)       (214,350)  (84,923)       (362,943)       (840,906)

Adjustments for items
not involving the
movement of cash:

     Receivables -
related parties
     Accounts receivable       $19,664   $18,496           (818)       ($65,037)
     Depreciation              $26,650   $27,591        $108,572       $225,383
     Inventory                   ($50)  ($19,506)         $8,350       ($42,869)
     Accounts                  $16,684   $10,484        $242,266       $528,691
     Customer                               $700            $500       ($29,354)
     Amortization of
Goodwill                        $9,203    $9,203         $36,811        $82,825
     Income Taxes                                                            $0
     Loss On Sale of
Fixed Assets                                                             $4,291
Other                                                                    $1,999
                          ---------------------------------------------------
     Total adjustments to
net income                     $72,151   $46,968         $395,681    $   703,930

     Net cash provided by
(used in) operating
activities                   ($142,199) ($37,955)         $32,738     ($136,976)

CASH FLOWS FROM (FOR)
INVESTING ACTIVITIES

     Purchase of Subsidiary
(net of cash acquired                                               ($1,041,013)
     Purchase of Fixed         ($9,966)($729,757)     ($1,268,320)  ($1,331,400)
Assets
                             ---------------------------------------------------

     Net cash provided by     ($9,966) ($729,757)     ($1,268,320)  ($2,372,413)
(used in)  investing
activities

CASH FLOWS FROM (FOR)
FINANCING ACTIVITIES

     Purchase of treasury
stock                        ($50,000)                               ($50,000)
     Proceeds from bank loan                                           17,109
     Repayment on bank loan                                          ($13,366)
     Proceeds from loan
     Repayment on loan        ($1,885)      ($1,502)     ($7,075)     ($1,885)
     Proceeds from sale
of shares                                  $794,500         $831     $340,595
     Contributed Surplus                                           $1,595,869
     Share split                                         ($2,036)     ($2,036)
     Related party loans       $87,653      $12,239    ($376,706)    $423,014
     Proceeds from            $246,000        -                -     $246,000
issuance of bonds pay
     Deferred Costs                         ($7,539)     $35,701      $30,354
     Add'l paid in capital                            $1,573,396
                          ---------------------------------------------------
     Net cash provided by
(used in)financing            $281,768     $797,698   $1,224,111   $2,585,654
activities

CASH
RECONCILIATION

     Net increase
(decrease) in cash            $129,602      $29,986     ($11,471)    $76,265
     Beginning cash
balance                      ($53,338)     ($41,867)    ($41,867)   ($49,670)
                          ---------------------------------------------------
CASH BALANCE AT END OF
-----------------------
PERIOD                         $78,264     ($11,881)    ($53,338)    $26,595
------
                          ===================================================



               See accompanying notes to the financial statements


                                 DIVEDEPOT.COM
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
        FOR THE PERIOD OF INCEPTION (DECEMBER 1, 1997 TO MARCH 31, 2000)

                                                Additional
                        Common       Stock      Paid-In         Income
                        Shares       Amount     Capital         (Loss)  Total
                        ------       ------     -------         ------  -----

Issuance of shares of
common stock on Nov. 1,
1997 $.001 per share    1,022,987   1,023       -               -               1,023

Net (loss) from
inception on Dec. 1,
1997 through Dec. 31,
1997.                   -           -           -               (25,974)      (25,974)
                        ---------   ---------   ------------    --------      --------
Balance Dec. 31, 1997   1,022,987   1,023       -               (25,974)      (24,941)

Issuance of shares of
common stock on June 4,
1998 ro $.001 per share     2,964       3       -               -                   3

Issuance of shares of
common stock on July 2,
1998 for $1.43 per
share                       3,622       4       5,176           -               5,180

Net (loss) through
Dec. 31, 1998           -           -           -               (237,639)    (237,639)
                        ---------   ---------   ------------     --------    --------
Balance Dec. 31, 1998   1,029,573   1,030       5,176           (263,631)    (257,407)

Issuance of shares of
common stock on Feb.
15, 1999 for $.001
per share                  27,724      28       -               -                  28

Issuance of shares of
common stock Mar. 7,
1999 for $2.00 per
share                      50,000      50      99,950           -             100,000

Issuance of shares of
coommon stock on Mar.
24, 1999 for $2.00 per     10,000      10      19,990           -              20,000
share

Issuance of shares of
common stock on Mar.
29, 1999 for $2.00
per share                  50,000      50      99,950           -              50,000

Issuance of share of
coommon stock on Mar.
30, 1999 for $2.00
per share                  10,000      10      19,990           -              20,000

Issuance of share of
common stock on Mar.
31, 1999 for $7.934
per share                  20,000      20     158,680           -              40,000

Issuance of shares of
common stock on Apr.
1, 1999 for $.001
per share                  73,500      73       -               -                  73

Issuance of shares of
common stock on Apr.
6, 1999 for $2.00
per share                 122,500     122     244,878           -             245,000



Issuance of shares of
common stock on June
9, 1999 for $.001 per
share                      10,000      10       -               -                  10

Issuance of shares of
common stock on Aug.
4, 1999 for $.001
per share                  23,000      23       -               -                  23

Issuance of share of
common stock on Aug.
31, 1999 for $2.00
per share                 325,000     325     649,675           -             650,000

Issuance of shares of
common stock on Aug.
31, 1999 for $2.00
per share                  80,000      80                       -             634,408

Net (loss) through
Dec. 31, 1999           -               -       -               (362,943)    (362,943)
                        ----------   --------   ----------      ---------    --------

Balance Dec. 31, 1999   1,831,297   1,831       1,932,596       (626,556)   1,307,874

Issuance of shares of
common stock on Feb.1,
2000 for $2.00 per
share                     100,000     100         199,900       -             200,000

Issuance of shares of
common stock Mar. 1,
2000 for $2.00            100,000     100         199,900       -             200,000

Treasury stock
purchased                 (12,500)      -       -               -           -

Net income(loss) for
period through Mar.
31, 2000                -               -       -               (214,350)    (214,350)


Cumulative Balance
March 31, 2000           2,018,797   2,031      2,332,396       (840,906)   1,493,524


                       DIVEDEPOT.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 2000 and December 31, 1999
                      (Expressed in United States dollars)

1.    INCORPORATION AND ACTIVITY

          DIVEDEPOT.COM, Inc. (the "Company") was incorporated on December 1, 1997 in the State of Florida (USA) under the Florida Business Corporation Act. During 1999 DIVEDEPOT.COM, Inc. changed its name from Baskin in the Sun, International, Inc. The principal activity of the Company is that of a holding company. The company has one operating subsidiary, Baskin in the Sun LTD., of the British Virgin Islands.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of preparation
         --------------------

         The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the significant accounting policies are as follows:

         Basis of consolidation
         ----------------------

         The consolidated financial statements incorporate the results of the Company and its subsidiary.


         Inventory
         ---------

         Inventory is valued at the lower of cost and net realizable value on a first in, first out basis. Cost includes any expenditure incurred in bringing the inventory to its present condition. Net realizable value is the expected selling price less any associated selling costs.

         Fixed assets
         ------------

         Fixed assets are recorded at cost. Depreciation, which is based on the cost of the asset, is computed using the straight-line method at the following annual rates:

                             Compressor equipment                     15%
                             Computer equipment                       33 1/3%
                             Furniture & Fixtures                     15%
                             Machinery and other equipment            15%
                             Motor vehicles                           25%
                             Motor vessels                            15%
                             Rental equipment                         10%

         The cost of the website will be amortized at 33 1/3% when it will be completed and satisfactorily brought on-line.


         Goodwill
         --------

         The goodwill originated on purchase of the subsidiary and is amortized over 20 years commencing of January 1, 1998.

         Income taxes
         ------------

          The Company is liable for income taxes at 22% of its operating income and accounts for this using the liability method:The subsidiary is liable for income taxes at 15% of its operating income and accounts for this using the liability method.

         Revenue recognition
         -------------------

         Diving and certification income is recognized on the completion of the activity. Merchandise income is recognized when items are sold and title has passed.

3.       ACCOUNTS RECEIVABLE

                                            March 31, 2000     December 31, 1999

                                             -------------       --------------
          Trade                               47,557              69,609
          Utility                              3,533               3,533
          Prepaid expenses                    13,946              11,559
                                             -------------       --------------
                                             $ 65,036           $ 84,701
                                             =============       ==============



4.       INVENTORY

                                                  3-31-00           12-31-99

                                             -------------       --------------
          Merchandise                             39,748              39,748
          Spares                                       0                   0
          Teaching materials                       3,121               3,071
          Fuel                                         -                   -
                                             -------------       --------------
                                              $   42,869         $    42,819
                                             =============       ============

5.  FIXED ASSETS



                       DIVEDEPOT.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999

FIXED ASSETS


                Compressor      Computer        Website         Furniture     Machinery &     Motor           Motor      Rental
                Equipment       Equipment                       & Fixtures    Equipment       Vehicles        Vessels   Equipment

January 1, 2000 64,849          21,229          1,060,000       29,922          69,652          35,300          480,549   92,086
 Additions       4,966          0                 400,000       0               0               0               0          5,000
 Disposals      0               0               0               0               0               0               0         0
                --------        --------        --------        --------        --------        --------        -------- --------
March 31, 2000  69,815          21,229          1,460,000       29,992          69,652          35,300          480,549  97,086

Accumulated
Depreciation

January 1, 2000 51,222          12,798          0               21,123          37,984          35,300          213,523  58,482
Charge for the
 Quarter         1,850           1,770          0                   949          1,623          0                18,021   2,428
Disposals       0               0               0               0               0               0               0         0
                --------        --------        --------        --------        --------        --------        -------- --------
March 31, 2000  53,072          14,566          0               22,072          39,598          35,300          231,544  60,890
                --------        --------        --------        --------        --------        --------        -------- --------
Net Book
Value

March 31, 2000 16,743            6,663          1,460,000        7,850          30,058          0               249,005   36,196
               --------         --------        --------        --------        --------        --------        --------   --------
Dec. 31, 2000   13,627           8,433          1,060,000       8,799           31,688          0               267,026   33,624

6.   GOODWILL

                                                 2000                   1999
                                                   ----                   ----


Goodwill                                          736,226               736,226
Amortization of goodwill                          (92,028)              (73,622)
                                                 ---------              --------

                                               $  644,198            $  662,604
                                              ================     =============


7.   BANK OVERDRAFT

     The bank overdraft is secured by a charge on the assets of the subsidiary company and bears interest at 11% annum.



8.    BANK LOAN

     The bank loan bears interest at 2.5% above Barclays Bank Prime Rate, and is repayable over a maximum of three years. The loan is secured by a debenture registered over the subsidiary company's assets.


                                                      2000                 1999
                                                ----------            ----------

         Bank loan is secured by a charge over
         the assets of the subsidiary company.
         The loan bears interest at 2.5% above
         Barclays prime rate and is repayable        1,848                3,732
         by June 2000, in monthly installments
         of $655 including interest.

            Less:  current portion                  (1,848)              (3,732)

                                               ------------         ------------


                                           $             -        $            -
                                            ===============       ==============




9.      RELATED PARTY LOANS
                                             March 31, 2000       Dec. 31, 1999
                                          ----------------------------------

         Related party loan which bears
         interest at 3% over New York
         prime rate.  It is repayable in            259,122         275,316
         monthly installments of $4,583.00.

         Related party loan which is
         unsecured bears no interest
         and has no fixed terms of
         repayment. It is not expected
         to be repaid within the next
         year.                                      183,714          79,867

         Unsecured loan which bears
         interest at 8% per annum.
         It is repayable in quarterly
         installments of $560.                       28,000          28,000
                                                  ---------       ----------
                                                 470,836.00      383,183.00

         Less:  Current portion                     211,714        (107,867)
                                                  ----------      ----------
                                                   $259,122        $275,316

10.     SHARE CAPITAL
                                             March 31, 2000    December 31, 1999
                                             -----------------------------------
         Authorized
         50,000,000 Ordinary shares of           $50,000        $50,000
         $0.001 par value each

         Issued and fully paid
         2,031,297 (12/31/99 - 1,831,297)          2,031         $1,831
         Ordinary shares

                                             March 31, 2000    December 31, 1999
                                             -----------------------------------
         Stock options to the website suppliers
         Options exercisable at $2.00 per
         share                                  250,000         250,000



11.   STOCK PLAN

         The Group has established an informal Stock Plan (the "Plan") whereby it grants ordinary shares of the Company to employees who have at least one year's service and have benefited the Group. The Plan provides that employees are chosen by the Group's Chairman and approved by the Board of Directors based on performance and dedication.

12.   STOCK OPTIONS

         During 1999, the Group granted stock options on 250,000 shares of the Company to software developers as part of the compensation to design and develop a corporate website on behalf of the Group. The stock options are exercisable at $2.00 per share within a five year period from the date of grant. None of the options were exercised during 1999, or the first three months of 2000.

13.   INCOME TAXES

         The Company has $753,732 of estimated tax losses which it can carry forward and be set off against future income.


14.   LEASE COMMITMENTS

         The Group has various lease commitments in respect of its premises. Future lease payment will total $138,906, including the following amounts over the next three years.

                          December 31, 1999                     Commitment
                          ------------------------------------------------------
                          2000                                 $   68,027
                          2001                                     48,844
                          2002                                     22,035

     In addition to the above there is also a lease agreement with Peter Island Resort. In accordance with this lease the Company must pay 15% of the total of all goods and services billed to guests of Peter Island. During the 1st quarter 2000, the Company paid -0- (Total 1999 - $10,332) to Peter Island Resort. The lease was issued in April 1999 and will expire in 2 years.


15.   INFORMATION ON SUBSIDIARY


                       PLACE OF                 DATE OF         PORTION OF
      NAME             INCORPORATION          INCORPORATION   VOTING SHARES HELD
      ----            -------------           -------------   ------------------


Baskin in the      British Virgin             May 2, 1972         100%
Sun Limited        Islands

16.   CONTINGENCIES

     Divedepot.com, Inc. is defendant in a legal action. The Plaintiffs are seeking relief for an alleged breach of contract, fraud, and have also requested constructive trust to be imposed by the Court. The Company has vigorously defended the action and believes the action is without foundation. Due to a lack of record activity and of prosecution on the part of the Plaintiffs for approximately one year, the Company will be seeking to dismiss the action. In the event that the Plaintiffs were ultimately successful, the Company could potentially sustain a judgment, exceeding $217,000 plus interest.

17.   COMPARATIVES

     Certain comparative figures have been reclassified to conform with the current year's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000.

IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

     This  Report  contains  forward  looking  statements  within the meaning of
Section 27A of the  Securities  Act of 1933 and  Section  21E of the  Securities
Exchange Act of 1934. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward looking statements due to a number of factors including but not limited to the risks set forth in the following discussion.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN
PART 1- ITEM 1 OF THIS REPORT AND DIVEDEPOT.COM'S AUDITED CONSOLIDATED FINANCIAL STATEMENTS



RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000 COMPARED TO THE SAME PERIOD IN 1999

     The Company had revenues for the three month period of $299,901 in 2000 and $481,947 in 1999. The cost of sales in the period in 2000 was $156,405 compared to $128,524 in 1999. The gross profit was $143,496 in the period in 2000 compared to $353,423 in the period in 1999. The operating expenses in the period in 2000 decreased to $348,643 compared to $425,462 in the period in 1999. The net loss in the period in 2000 was ($214,350) compared to ($84,923)in 1999.

     DiveDepot.Com has incurred net losses and experienced negative cash flow from operations since inception through the end of the period ending March 31, 2000. There can be no assurance that the company will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis.

     REVENUE. Revenue totaled $299,901 for the three months ended March 31, 2000 compared to $481,947 in the period in 1999.

     COST OF REVENUE. Cost of Sales totaled $156,405 (or 52% of sales) for the three months ended March 31, 2000 compared to $128,524 in the period in 1999. Cost of sales consists primarily of costs to provide travel related services to clients; the costs of merchandise sold in the retail stores and to a minor extent the costs of fuel and training materials sold to third parties. Management believes that there is significant room for reducing the relative cost of travel services and retail merchandise as volumes increase and buying power is more firmly established. Management has reduced substantially the inventory carried over the last three years and streamlined the purchasing operations.

     OPERATING EXPENSES (Including Marketing, Sales and Administration). Operating expenses totaled $348,643 for the three months ended March 31, 2000 compared to $425,462 in the period in 1999. Operating expenses include all costs of salaries, rent, utilities, repairs, fuel and all costs associated with the ongoing dive operations in the British Virgin Islands. Dive operations expenses are high as a percentage of sales and significant economies of scale can be achieved as diving activities increase. At present, infrastructure and equipment is in place within the companies operations in the BVI to accommodate substantial additional business with only minor capital expenditures, marketing, sales and administration expense consists primarily of personnel expenses, accounting, legal expenses and marketing development, promotion and sales activities, including salary and commissions, costs of marketing programs and the cost of attending various dive shows and travel trade shows. These costs are mostly born by the parent company located in Miami. This expenditure reflects a substantial investment in the Internet systems, customer support, marketing and sales organizations necessary to support the company's expanded customer base. Management expects marketing, sales and administration expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue. Specifically, the administrative infrastructure of DiveDepot.Com is designed to anticipate future travel, and merchandise sales that have not yet occurred. As these sales occur, administrative expenses will not increase substantially and will decline as a percentage of revenue. The company has also incurred significant administrative costs in fulfilling its regulatory obligations in preparation for and as a potential public entity. Management expects these expenses to remain constant and therefore decline as a percentage of revenue. Together, therefore, management anticipates that marketing, sales and administrative expenses will increase somewhat more modestly than in the previous quarter of the last fiscal year, but decline sharply as a percentage of revenue as sales of travel and merchandise increase.

     NET LOSS. DiveDepot.Com had a loss of approximately ($214,350) for the three months ended March 31, 2000 as compared to a loss of ($84,923) for the three months ended March 31, 1999. NET LOSS per share was ($.11) in the quarter in 2000 and ($.053) in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the company has satisfied its cash requirements primarily through debt, the sale of capital stock and through operating revenues. The company's principal uses of cash are to fund working capital requirements and capital expenditures and to service its vendor, payroll and professional expenses. Net cash used in operating activities for the period ended March 31, 1999 was $10,999. The amount of cash used in operating activities in this period was primarily impacted by the increased costs of Miami operations. Additional cash expenditures were caused by increased costs in anticipation of the Internet development program and the expansion of management, sales, marketing and organizational infrastructure.

     For the period ended March 31, 2000, $281,768 cash was generated from financing activities. At March 31, 2000, the company had cash and cash equivalents of $138,287.

     Net cash used in operating activities for the three months ended March 31, 2000 was approximately $142,200. Net cash used in operating activities in the fiscal year ending December 31, 1999 was $395,681. The amount of cash used in operating activities in both periods was primarily impacted by the increased costs of consolidating operations and expenses associated with opening new dive operations at Peter Island in the British Virgin Islands. Additional cash expenditures were caused by increased costs in supporting the DiveDepot.Com Internet development program and the expansion of DiveDepot.Com's management, sales, marketing and organizational infrastructure.


NEED FOR ADDITIONAL FINANCING

     The Company may not have capital sufficient to meet the Company's cash needs, when compared to its historical operating losses. The Company will have to seek loans or equity placements to cover such cash needs.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

         The Company is a party to only one legal action. That action is in the Circuit Court for Miami - Dade County, Florida, Plaintiff, the firm of Marc M. Harris, on behalf of others has alleged breach of contract, fraud, conversion, and constructive trust. The total amount of the claim by the firm of Marc M. Harris is recorded as long-term debt on the company books and audited statement. This debt was acquired in the acquisition of all liabilities and assets of Baskin In The Sun International, S.A. The Company is vigorously defending the action and believes the action is without foundation because the Plaintiff offset accounts containing funds of Defendant in similar amounts to those claimed. In the event Plaintiff were fully successful, Defendant could sustain a judgment exceeding $217,000, plus interest, which could have a material impact on the Company. The Company will be filing a counter claim that in settlement can only reduce the liabilities of the company as they currently stand and not further worsen or negatively impact the corporation.

Item 2. Changes in Securities and Use of Proceeds.

The company issued 200,000 shares of common stock in a private placement exempt under Section 4 (2) and 4 (6) of the Securities Act of 1933 in this quarter. The proceeds to the company were $200,000 which was used to fund continuing operations.

Item 3. Default upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of secutity holders during the quarter.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits.

   27    Financial Data Schedule

B. Form 8-K.

   None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DIVEDEPOT.COM, INC.

Dated: October 2, 2000                          By: /s/ Norbert D. Weller
                                                  -----------------------------
                                                  Norbert D. Weller,
                                                  Chief Executive Officer