Form 10QSB
period 2000-06-30
DIVEDEPOT COM
filed 2000-10-16
CIK 1101715

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: June 30, 2000


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

Yes  X  No

As of June 30, 2000, 2,031,297 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X



                                                    PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements




                       DIVEDEPOT.COM, INC. AND SUBSIDIARY
                                  BALANCE SHEET
                     AS OF JUNE 30, 2000 AND MARCH 31, 2000

                                                                          ASSETS
                                                                          ------

                                                                                          JUNE 30         DECEMBER 31
CURRENT ASSETS                                                                               2000           1999
--------------                                                                               ----           ----


            Cash                                                                               $ 84,240   $   15,410
            Accounts Receivable (Note 3)                                                         49,042       84,701
            Inventory           (Note 4)                                                         42,869       42,819
                                                                                               ----------     ----------
                        Total Current Assets                                                    176,151      142,930

FIXED ASSETS                         (Note 5)                                                 1,759,837    1,423,190

GOODWILL                             (Note 6)                                                   644,198      662,604
                                                                                               ----------     ---------

                        TOTAL ASSETS                                                         $2,580,186   $2,228,731
                                                                                               =========================



                                             LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

            Bank Overdraft           (Note 7)                                                  $   52,482   $   68,748
            Accounts Payable                                                                      592,079      464,196
            Customer Deposits                                                                       1,359        1,000
            Bank Loan                (Note 8)                                                           0        3,732
            Related Party Loans      (Note 9)                                                     205,791      107,867
                                                                                                 ----------    --------
                                                       Total Current Liabilities                  851,711      645,543
                                                                                                 ----------    --------
               See accompanying notes to the financial statements


LONG TERM LIABILITIES

            Bank Loan                                                                                  --             --
            Related Party Loans                                                                   242,927        275,316
            Bonds Payable                                                                         254,000             --
                                                                                                  ------------------------
                                                     Total Long Term Liabilities                  496,927        275,316
                                                                                                  ------------------------
                        TOTAL LIABILITIES                                                       1,348,638        920,859



                                                            STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY (DEFICIT)

            Common stock, $.001 par value, 50,000,000 authorized,                                   2,031          1,831
               2,031,297 shares issued and outstanding as of
            June 30 , 2000 and  1,831,297 as of December 31, 1999
            Additional paid in capital                                                          2,332,396      1,932,957
            Retained earnings                                                                  (1,052,879)      (626,556)
            Less: Treasury stock (12,500 shares)                                                  (50,000)            --
                                                                                                ---------------------------
                        Total Stockholders' Equity                                              1,231,548      1,307,872
                                                                                                ---------------------------

                        TOTAL LIABILITIES AND EQUITY (DEFICIT)                                $ 2,580,186    $ 2,228,731
                                                                                                ===========================


                  See accompanying note to financial statements

                                                  DIVEDEPOT.COM, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                          FOR THE THREE MONTHS ENDING JUNE 30, 2000 AND 1999,
                                           THE SIX MONTHS ENDING JUNE 30, 2000 AND 1999 AND
                                          FROM INCEPTION (DECEMBER 1, 1997) TO JUNE 30, 2000



                                THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                ENDING           ENDING            ENDING           ENDING
                                JUNE 30          JUNE 30           JUNE 30          JUNE 30       FROM
                                  2000              1999              2000             1999       INCEPTION
                           ------------------------------------------------------------------------------------------

SALES                           $   271,116       $206,549       $   571,017    $   688,495    $ 3,163,443


COST OF SALES                   $   112,026       $ 55,082       $   268,431    $   183,606    $ 1,699,919
                                    ----------------------------------------------------------------------

GROSS PROFIT                    $   159,090       $151,467       $   302,586    $   504,889    $ 1,463,524


OPERATING EXPENSES                  406,564       $182,341           755,207        607,802      2,469,079

AMORTIZATION OF GOODWILL              9,203       $  5,522           18,406         18,406         92,028
                                    ----------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME
TAXES AND EXTRAORDINARY ITEMS      (256,677)     ($ 36,396)        (471,027)      (121,319)    (1,097,583)
                                    ----------------------------------------------------------------------

EXTRAORDINARY ITEM:  GAIN ON
SALE OF FIXED ASSETS                 44,945              0          44,945                0         44,945

INCOME TAXES                              0              0                 0              0              0
                                    ---------------------------------------------------------------------

NET INCOME (LOSS)               $  (211,731)     ($ 36,396)      $  (427,082)   $  (121,319)   $(1,052,636)
                                    ======================================================================

         Weighted Average         1,956,297      1,956,297        1,956,297      1,280,315
         Number of Shares

         Basic EPS              $    (0.108)      $  (.019)      $    (0.21)    $   (0.095)


               See accompanying notes to the financial statements


                                                     DIVEDEPOT.COM AND SUBSIDIARY
                                                         STATEMENT OF CASH FLOWS
                                                         STATEMENT OF OPERATIONS
                                          FOR THE THREE MONTHS ENDING JUNE 30, 2000 AND 1999,
                                             THE SIX MONTHS ENDING JUNE 30, 2000 AND 1999
                                           FROM INCEPTION (DECEMBER 1, 1997) TO JUNE 30,2000

                                                             THREE MONTHS    THREE MONTHS    SIX MONTHS      SIX MONTHS
                                                             ENDING          ENDING          ENDING          ENDING
                                                             JUNE 30         JUNE 30         JUNE 30         JUNE 30      FROM
                                                             2000            1999            2000            1999         INCEPTION
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (FOR)
OPERATING ACTIVITIES
         Net Income (Loss)                                     (211,731)    (36,396)         (426,081)        (121,319)   (840, 906)

Adjustments for items not involving the movement of cash:

   Receivables - related parties
   Accounts Receivable                                      $    15,995    $   7,927        $  35,659    $    26,423    ($   65,037)
   Depreciation                                             $    26,477    $  27,591        $  53,126    $    55,182     $  225,383
   Inventory                                                       --     ($   8,360)      ($      50)  ($    27,865)   ($   42,869)
   Accounts Payable                                         $   111,199    $   4,493        $ 127,883    $    14,977     $  528,691
  Customer Deposits                                         $       359    $     300        $     359          $1000    ($   29,354)
  Amortization of Goodwill                                  $     9,203    $   9,203        $  18,406    $    18,406    $    82,825
  Gain On Sale of Fixed Assets                                ( $44,945)          --       ($  44,945)            --    $     4,291
  Other                                                    ($    16,954)          --       (   16,954)            --    $     1,999
                                                           -------------------------------------------------------------------------
Total adjustments to net income                             $   101,334    $  41,154        $ 173,484    $    88,123    $   705,929

Net cash provided by (used in)
operating activities                                       ($   110,397)   $   4,758       ($ 252,597)  ($    33,196)  ($   134,977)

CASH FLOWS FROM (FOR)
INVESTING ACTIVITIES
   Proceeds from Sale of Fixed Assets                       $    60,000                     $  60,000
   Purchase of Subsidiary (net of cash acquired)                                                                        ($1,041,013)
   Purchase of Fixed Assets                                (    $40,167)  ($ 312,753)      ($  50,133)   ($1,042,510)   ($1,331,400)
                                                           -------------------------------------------------------------------------
   Net cash provided by (used in)
   operating activities                                     $    19,833   ($ 312,753)       $   9,867    ($ 1,042,510)  ($2,372,413)

               See accompanying notes to the financial statements




CASH FLOWS FROM (FOR)
INVESTING ACTIVITES

   Purchase of treasury stock                                                              ($   50,000)                ($    50,000)
   Proceeds from bank loan                                                                                                   17,109
   Repayment on bank loan                                                                                ($     2,146) ($    13,366)
   Proceeds from loan
   Repayment on loan                                       ($    1,847)   ($     844)      ($    3,732)                ($     1,885)
   Proceeds from sale of shares                                            $ 340,500                      $ 1,135,000   $   340,595
   Contributed Surplus                                                                                                  $ 1,595,869
   Share split                                                                                                         ($     2,036)
   Related party loans                                     ($   22,118)    $   5,245        $   65,535    $    17,484   $   423,014
   Proceeds from issuance
   of bonds pay                                             $    8,000            --        $  254,000                  $   246,000
   Deferred Costs                                                         ($   3,231)                    ($    10,770)  $    30,354
   Add'l paid in capital
   Net cash provided by (used in)
   Investing activities                                    ($   15,965)    $ 341,870        $  265,803    $ 1,139,568   $ 2,585,654

CASH RECONCILIATION

    Net increase (decrease)
    in cash                                                ($  106,529)    $  33,876        $   23,073    $    63,862   $    78,264
    Beginning cash balance                                  $  138,287    ($  11,881)       $   84,949   ($    41,867) ($    49,669)
                                                            ------------------------------------------------------------------------
CASH BALANCE AT END
OF PERIOD                                                   $    31,758    $  21,995        $   108,022   $    21,995   $    28,595
                                                            ========================================================================


               See accompanying notes to the financial statements


                                  DIVEDEPOT.COM
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
         FOR THE PERIOD OF INCEPTION (DECEMBER 1 1997 TO JUNE 30, 2000)

                                                                          ADDITIONAL
                                  COMMON                     STOCK         PAID-IN     INCOME
                                  SHARES                     AMOUNT        CAPITAL     (LOSS)          TOTAL
                                  ------                     ------        -------     ------          -----


Issuance of shares of
common stock on Nov 1, 1997
$.001 per share                1,022,987                        1023          --            --          1023

Net (loss) from inception
on Dec 1, 1997 through
Dec 31, 1997                                                                             (25,974)      (25,974)

Balance December 31,1997       1,022,987                        1023                     (25,974)      (24,951)

Issuance of shares of
common stock on June 4,
1998 for $.001 per share           2,964                           3          --            --               3

Issuance of shares of
common stock on July 1,
1998 for $1.43 per share           3,622                           4         5,176          --            5180

Net (loss) through
December 31, 1998                                                                       (237,639)     (237,639)
                                  ----------                   ----------    ----------  ----------    ----------
Balance December 31, 1998      1,029,573                        1030         5,176      (263,613)     (257,407)


Issuance of shares of
common stock on Feb 15,
1999 for $.001 per share          27,724                          28          --            --              28

Issuance of shares of
common stock on March 7,
1999 for $ 2.00 per share         50,000                          50        99,950          --         100,000

Issuance of shares of
common stock on March 24,
1999 for $ 2.00 per share         10,000                          10        19,990          --          20,000

Issuance of shares of
common stock on March 29,
1999 for $ 2.00 per share         50,000                          50        99,950          --          50,000

Issuance of share of
common stock on March 30,
1999 for $ 2.00 per share         10,000                          10        19,990          --          20,000

Issuance of shares of
common stock on March 31,
1999 for $ 7.934 per share        20,000                          20       158,660          --          40,000

Issuance of shares of
common stock on April 1,
1999 for $ .001 per share         73,500                          73          --            --              73

Issuance of shares of
common stock on April 6,
1999 for $ 2.00 per share        122,500                         122       244,878          --         245,000

               See accompanying notes to the financial statements


                                  DIVEDEPOT.COM
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
         FOR THE PERIOD OF INCEPTION (DECEMBER 1 1997 TO JUNE 30, 2000)

                                                                          ADDITIONAL
                                  COMMON                STOCK              PAID-IN          INCOME
                                  SHARES                AMOUNT             CAPITAL          (LOSS)          TOTAL
                                  ------                ------             -------          ------          -----

Issuance of shares of
common stock on June 9,
1999 for $ .001 per share          10,000              10                                                     10

Issuance of shares of
common stock on August 4,
1999 for $ .001 per shares         23,000              23                                                     23

Issuance of shares of
common stock on August 31,
1999 for $ 2.00 per share         325,000             325                   649,675                      650,000

Issuance of shares of
common stock on August 31,
1999 for $7.93 per share           80,000              80                   634,328                      634,408

Net (loss) through
December 31, 1999                                                                       (362,943)       (362,943)
                                 ---------------------------------------------------------------------------------
Balance December 31. 1999       1,831,297           1,831                 1,932,596     (626,556)      1,307,874


Issuance of shares of
common stock on Feb 1,
2000 for $ 2.00 per share         100,000             100                   199,900                      200,000

Issuance of shares of
common stock on March 1,
2000 for $ 2.00 per share         100,000             100                   199,900                      200,000

Treasury stock purchased          (12,500)

Net income(loss) for period
through March 31, 20000                                                                 (214,350)       (214,350)

Net income (loss) for period
through June 30, 2000                                                                   (211,731)       (211,731)

Cumulative Balance,
June 30, 2000                   2,018,797           2,031                 2,332,396   (1,052,637)      1,281,793


                       DIVEDEPOT.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999
                      (Expressed in United States dollars)

1.    INCORPORATION AND ACTIVITY

          DIVEDEPOT.COM, Inc. (the "Company") was incorporated on December 1, 1997 in the State of Florida (USA) under the Florida Business Corporation Act. During 1999 DIVEDEPOT.COM, Inc. changed its name from Baskin in the Sun, International, Inc. The principal activity of the Company is that of a holding company. It owns a subsidiary, Baskin in the Sun LTD.

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

         Income taxes
         ------------

         The Company is liable to income taxes at 22% of its operating income and accounts for this using the liability method.The subsidiary is liable to income taxes at 15% of its operating income and accounts for this using the liability method.

         Revenue recognition
         -------------------

         Diving and certification income is recognized on the completion of the activity. Merchandise income is recognized when items are sold and title has passed.

3.       ACCOUNTS RECEIVABLE

                                            June 30, 2000      March 31, 1999

                                             -------------       --------------
          Trade                               26,461              47,557
          Utility                              3,533               3,533
          Prepaid expenses                    19,048              13,946
                                             -------------       --------------
                                             $ 49,042           $ 65,036
                                             =============       ==============



4.       INVENTORY

                                             June 30, 2000       March 31, 2000

                                             -------------       --------------
          Merchandise                             39,748              39,748
          Spares                                       0                   0
          Teaching materials                       3,121               3,071
          Fuel                                         -                   -
                                             -------------       --------------
                                              $   42,869         $    42,819
                                             =============       ============



                                                  DIVEDEPOT.COM, INC. AND SUBSIDIARY
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        JUNE 30, 2000 AND 1999

5.  FIXED ASSETS

                              Compressor    Computer     Website  Furniture  Machinery &   Motor    Motor     Rental     Total
                              Equipment     Equipment             & Fixtures  Equipment  Vehicles  Vessels  Equipment
                              ---------     ---------    -------  ----------  ---------  --------  -------  ---------  --------
Cost

       March 31,2000            64,815       21,229     1,460,000   29,922     69,652     35,300   480,549    92,086   2,263,553
         Additions               1,357           0         25,000    1,476      1,476        0       1,550    10,550      41,400
         Disposals                 0             0           0         0           0         0     119,415      0        119,415
                             ------------ ------------ ---------- ---------  ----------   ------   -------   -------   ---------
       June 30, 2000            71,172       21,229     1,485,000   31,389     71,128     35,300   362,684   107,636   2,185,538


  Accumulated Depreciation

       March 31, 2000           53,072       14,566         0       22,072     39,596     35,300   231,544    60,890    457,040
   Charge for the Quarter        1,869        3,067         0        1,122      1,340        0      16,528     2,550     26,476
         Disposals                0             0           0         0           0          0      87,832      0        87,832
                              ----------   ----------   --------   --------  ----------   -------  -------   --------  ---------
       June 30, 2000            54,941       17,633         0       23,194     40,936     35,300   160,240    63,440    395,684
                                ----------   ---------- ----------   -------   ----------  ------- ---------  --------  -------
       Net book value

       June 30, 2000            16,231        3,596     1,485,000   8,195      30,192        -     202,444    44,196   1,789,854
                              ---------     --------     -------   -------    ---------   ------   -------    ------    -------

       March 31, 2000           16,743        6,663     1,460,000   7,850      30,056              249,005    36,196   1,806,514

                              ----------    ---------   ---------  -------    --------   --------  --------  -------- ----------


6.   GOODWILL

                                                June 30, 2000     March 31, 1999
                                                -------------     --------------


Goodwill                                          736,226               736,226
Amortization of goodwill                          (92,028)              (82,825)
                                                 ---------              --------

                                               $  644,198            $  653,401
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


                                               June 30, 2000      March 31, 1999
                                               -------------      --------------


         Bank loan is secured by a charge over
         the assets of the subsidiary company.
         The loan bears interest at 2.5% above
         Barclays prime rate and is repayable        0                   1,847
         by June 2000, in monthly installments
         of $655 including interest.

            Less:  current portion                   0                  (1,847)

                                               ------------         ------------


                                           $             -        $            -
                                            ===============       ==============




9.      RELATED PARTY LOANS
                                            June 30, 2000       March 31, 2000
                                          ----------------------------------

         Related party loan which bears
         interest at 3% over New York                242,927    259,122
         prime rate.  It is repayable
         in monthly installments of
         $4,583.00 plus interest.

         Related party loan which is
         unsecured bears no interest                 177,791    183,174
         and has no fixed terms of
         repayment.  It is not expected
         to be repaid within the next
         year.

         Unsecured loan which bears
         interest at 8% per annum. It                 28,000     28,000
         is  repayable in quarterly
         installments of $560.                     ----------   ----------
                                                     448,718    470,836

         Less:  Current portion                     205,791     211,714
                                                  ----------    ----------
                                                   $242,927     $259,122

10.     SHARE CAPITAL
                                            June 30, 2000    March 31, 2000
                                             -----------------------------------
         Authorized
         50,000,000 Ordinary shares of           $50,000        $50,000
         $0.001 par value each

         Issued and fully paid
         2,031,297 (12/31/99 - 1,831,297)          2,031         $1,831
         Ordinary shares

                                             June 30, 2000    March 31, 2000
                                             -----------------------------------
         Stock options to the website suppliers
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

12.   STOCK OPTIONS

         During 1999, the Group granted stock options on 250,000 shares of the Company to software developers as part of the compensation to design and develop a corporate website on behalf of the Group. The stock options are exercisable at $2.00 per share within a five year period from the date of grant. None of the options were exercised during 1999, or the first six months of 2000.

13.   INCOME TAXES

         The Company incurred $211,731 of estimated tax losses during the three months ended June 30, 2000 which it can carry forward and be set off against future income.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2000.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000 COMPARED TO THE SAME PERIOD IN 1999

     The Company had revenues for the three month period of $271,116 in 2000, compared to $206,549 in 1999. The cost of sales in the period in 2000 was $112,026 and in 1999 cost of sales was $55,082. The gross profit was $159,090 in the period in 2000 compared to $151,467 in 1999. The operating expenses in the period in 2000 increased to $406,564 from $182,341 in 1999 . The net loss in the period in 2000 was ($256,677) compared to ($36,396) in the period in 1999.

     COST OF REVENUE. Cost of Sales totaled $112,026 (or 41% of sales) for the three months ended June 30, 2000 compared to $55,082 in 1999. Cost of sales consists primarily of costs to provide travel related services to clients; the costs of merchandise sold in the retail stores and to a minor extent the costs fuel and training materials sold to third parties. Management believes that there is significant room for reducing the relative cost of travel services and retail merchandise as volumes increases and buying power is more firmly established. Management has reduced substantially the inventory carried over the last three years and streamlined the purchasing operations.

OPERATING EXPENSES. (Including Marketing, Sales and Administration). Operating expenses totaled $406,564 for the three months ended June 30, 2000, compared to $182,341 in 1999. Operating expenses include all the ongoing dive operations in the British Virgin Islands. Dive operations expenses are high as a percentage of sales and significant economies of scale can be achieved as diving activities increase. At present, infrastructure and equipment is in place within the companies operations in the BVI to accommodate substantial additional business with only minor capital expenditures, marketing, sales and administration expense consist primarily of personnel expenses, accounting, legal expenses and marketing development, promotion and sales activities, including salary and commissions, costs of marketing programs and the cost of attending various dive shows and travel trade shows. This expenditure reflects a substantial investment in the Internet systems, customer support, marketing and sales organizations necessary to support the company's expanded customer base. Management expects marketing, sales and administration expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue. Specifically, the administrative infrastructure of DiveDepot.Com is designed to anticipate future travel, and merchandise sales that have not yet occurred. As these sales occur, administrative expenses will not increase substantially and will decline as a percentage of revenue. The company has also incurred significant administrative costs in fulfilling its regulatory obligations in preparation for and as a potential public entity. Management expects these expenses to remain constant and therefore decline as a percentage of revenue. Together, therefore, management anticipates that marketing, sales and administrative expenses will increase somewhat more modestly than in the previous quarter of the last fiscal year, but decline sharply as percentage of revenue as sales of travel and merchandise increase. Operating loss for the period in 2000 was ($256,677) as compared to ($36,396) in 1999 for the quarter.

     NET LOSS. DiveDepot.Com had a loss of approximately ($211,731) for the quarter June 30, 2000 after an extraordinary gain on sale of fixed assets of $44,945. Net loss for the quarter in 1999 was ($36,396).

 RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000

     The company had sales revenues of $571,017 in the period in 2000 compared to $688,495 for the period in 1999.

     COST OF REVENUE. Cost of Sales totaled $268,431( or 41% of sales) for the period in 2000 compared to $183,605 in 1999. Cost of sales consists primarily of costs to provide travel related services to clients; the costs of merchandise sold in the retail stores and to a minor extent the costs of fuel and training materials sold to third parties.

     OPERATING EXPENSES (Including Marketing, Sales and Administration). Operating expenses totaled $755,207 for the six month period ended June 30, 2000, compared to $607,802 in 1999. Operating expenses include all costs of salaries, rent, utilities, repairs, fuel and all costs associated with the ongoing dive operations in the British Virgin Islands.

     The company had a loss on operations of ($471,027) in the six month period in 2000, as compared to a loss of ($121,319) in the same period in 1999.

     The company had an extraordinary gain of $44,945 in the second quarter of 2000 which reduced the net loss for the six month period to ($427,082) compared to ($121,319) in loss for the same period in 1999.

     The loss per share for the six month period in 2000 was ($.21) and in 1999, it was ($.095). Losses can be expected to continue as the company attempts to expand its business.

     Management believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. DiveDepot.Com may experience significant period-to-period fluctuations in operating results depending upon factors such as the success of the DiveDepot.Com's efforts to expand sales and implement its Internet marketing programs and mix of products and services and changes in, and the timing of, expenses relating to development and sales and marketing. Other factors that may contribute to variability of operating results include the timely deployment and implementation of expansion of the DiveDepot.Com outside sales network or internal direct marketing capability, changes in demand for sport diving travel and related products and services, the cyclical nature of marine expenditures and the overall health of the regional and international economy.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the company has satisfied its cash requirements primarily through debt, the sale of capital stock and through operating revenues. The company's principal uses of cash are to fund working capital requirements and capital expenditures and to service its vendor, payroll and professional expenses.

CASH FLOWS

     Net cash used in operating activities for the three months ended June 30, 2000 was approximately $110,397. The amount of cash used in operating activities in the period was primarily impacted by the increased costs of operations and expenses associated with commencement opening the new dive operations at Peter Island. Additional cash expenditures were caused by increased costs in supporting the DiveDepot.Com Internet development program and the expansion of DiveDepot.Com's management, sales, marketing and organizational infrastructure.

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, which remain critical due to continuing operating losses. The Company will have to seek loans or equity placements to cover such cash needs.

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

Item 2. Changes in Securities and Use of Proceeds.

The company issued 200,000 shares of common stocks in a private placement exempt under Section 4 (2) and 4 (6) of the Securities Act of 1933. The proceeds to the company were $200,000 which was used to fund continuing operations.

Item 3. Default upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter.

Item 5. Other Information.

NORBERT D.WELLER, age 55 was appointed as President, CEO and Director of the company in April 2000. Mr. Weller has a BS in Business Administration from State University of New York at Buffalo (1972) and MBA course work 1973-75 at State University of New York at Buffalo. From 1992-98 he was employed by Resorts USA, a division of the Rank Group, first as a Vice President-Administration and in 1997 promoted to Executive Vice President. Mr. Weller was employed by Marriott In-Flite Services as Senior Vice President from 1988-1990. From 1990 to 1992 he was an independent writer and consultant for business management.

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