Form 10QSB
period 2000-09-30
DIVEDEPOT COM
filed 2001-01-09
CIK 1101715

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                      For Quarter Ended September 30, 2000

                         Commission file number:  0-28665

                                 CIK:0001101715


                               DIVEDEPOT.COM, INC.
                         (Name of Small Business Issuer)


Florida                                                     65-0817033
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                 2101 West SR 434, Suite 221, Longwood, FL 32779
               (Address of principal executive offices) (Zip Code)

         Registrants Telephone Number, including area code: 407-949-9300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                         YES  X          NO
                            -----         -----

As of September 30, 2000, there were 2,031,797 shares of $0.001 par value common stock outstanding.

                          PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           DIVEDEPOT.COM, INC. AND SUBSIDIARY
                                     BALANCE SHEET
                                  SEPTEMBER 30, 2000
                                   DECEMBER 31, 1999
                                      (Unaudited)
                                                           9/30/00          12/31/99
                                                       -----------------------------------
                                        ASSETS

CURRENT ASSETS

CASH                                                             ($84,424)        $15,410
ACCOUNTS RECEIVABLE                                                $7,212         $84,701
INVENTORY                                                         $42,869         $42,819
PREPAID EXPENSES                                                  $19,014
EMPLOYEE ADVANCES                                                     $35
                                                       -----------------------------------
TOTAL CURRENT ASSETS                                             ($15,294)       $142,930
                                                       -----------------------------------
FIXED ASSETS                                                   $1,763,523      $1,423,197
                                                       -----------------------------------
GOODWILL                                                         $634,995        $662,604
                                                       -----------------------------------
                     TOTAL ASSETS                              $2,383,224      $2,228,731
                                                       ===================================


                             LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

ACCOUNTS PAYABLE-TRADE                                           $449,997        $464,196
CUSTOMER DEPOSITS PAYABLE                                           ($863)         $1,000
PAYROLL & PAYROLL TAXES PAYABLE                                   $27,802
ACCRUED EXPENSES                                                   $4,000
OUTSIDE PARTY LOANS                                              $291,150
RELATED PARTY LOANS                                               $20,200        $107,867
TREASURY STOCK PURCHASE PAYABLE                                   $25,000
BANK OVERDRAFT                                                                    $68,748
BANK LOAN                                                                          $3,732
                                                       -----------------------------------
TOTAL CURRENT LIABILITIES                                        $817,286        $645,543
                                                       -----------------------------------

LONG TERM LIABILITIES
RELATED PARTY LOANS                                              $254,000        $275,316
NOTES PAYABLE                                                    $192,939
                                                       -----------------------------------
TOTAL LONG TERM LIABILITIES                                      $446,939        $275,316
                                                       -----------------------------------

STOCKHOLDERS EQUITY
COMMON STOCK                                                       $2,032          $1,831
ADDITIONAL PAID IN CAPITAL                                     $2,332,396      $1,932,597
RETAINED EARNINGS                                             ($1,165,429)      ($626,556)
TREASURY STOCK                                                   ($50,000)
                                                       -----------------------------------
TOTAL STOCKHOLDERS EQUITY                                      $1,118,999      $1,307,872
                                                       -----------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                $2,383,224      $2,228,731
                                                       ===================================

                                      See Accompanying Notes

                                                      DIVEDEPOT.COM, INC. AND SUBSIDIARY
                                                                  INCOME STATEMENT
                                                                 SEPTEMBER 30, 2000
                                                                      (Unaudited)

                                     3 MONTHS 9/30/00        3 MONTHS 9/30/99   9 MONTHS 9/30/00  9 MONTHS 9/30/99  FROM
                                       CONSOLIDATED            CONSOLIDATED      CONSOLIDATED     CONSOLIDATED      INCEPTION
                                          TOTAL                   TOTAL            TOTAL            TOTAL           TO 9/30/2000
                                 ---------------------------------------------------------------------------------------------------
SALES                                      $208,146               $258,443        $779,163        $922,459         $3,185,765
COST OF SALES                               $26,957                $83,100        $295,388        $236,647         $1,699,919
                                 ---------------------------------------------------------------------------------------------------
GROSS PROFIT                               $181,189               $175,343        $483,775        $685,812         $1,485,846
OPERATING EXPENSES                         $253,894               $264,155      $1,009,101        $914,429         $2,552,319
AMORTIZATION OF GOODWILL                     $9,203                 $9,202         $27,609         $27,609           $101,231
                                 ---------------------------------------------------------------------------------------------------
INCOME(LOSS) BEFORE INCOME TAXES           ($81,908)              ($98,014)      ($552,935)       $256,226)       ($1,167,704)
EXTRAORDINARY ITEM: GAIN ON SALE
OF FIXED ASSETS                                  $0                     $0              $0              $0            $44,945
INCOME TAXES                                     $0                     $0              $0              $0                 $0
                                 ---------------------------------------------------------------------------------------------------
NET INCOME(LOSS)                           ($81,908)              ($98,014)      ($552,935)      ($256,226)       ($1,122,759)
                                 ===================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES         1,956,297              1,587,500       1,956,297       1,587,500
BASIC EPS                                    ($0.04)                ($0.06)         ($0.28)         ($0.16)


                                                                 See Accompanying Notes

                                          DIVEDEPOT.COM, INC. AND SUBSIDIARY
                                               STATEMENT OF CASH FLOWS
                                    FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2000
                                    FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1999
                                 FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2000
                                                     (Unaudited)

                                                          9 MONTHS 9/30/00    9 MONTHS 9/30/99        FROM
                                                            CONSOLIDATED        CONSOLIDATED        INCEPTION
                                                                TOTAL               TOTAL
                                                         --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)                                                  ($507,989)          ($219,333)      ($922,814)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN) OPERATIONS:
   ADJUSTMENT TO RETAINED EARNINGS                                  ($30,642)                           ($30,642)
   DEPRECIATION AND AMORTIZATION EXP                                $106,823            $109,933        $343,498
   DECR/(INCR) IN ACCOUNTS RECEIVABLE                                 $4,429             ($4,316)       ($96,267)
   DECR/(INCR) IN OTHER ASSETS                                      ($45,000)                           ($43,125)
GAIN ON SALE OF FIXED ASSETS                                                                              $4,291
   DECR/(INCR) IN INVENTORIES                                        ($50.00)           ($27,865)       ($42,869)
   INCR/(DECR) IN ACCOUNTS PAYABLE                                  $128,784             $97,371        $529,592
   INCR/(DECR) IN CUSTOMER DEPOSITS PAYABLE                          ($1,863)               $500        ($31,576)
   INCR/(DECR) IN PAYROLL TAXES PAYABLE                               $5,072                              $5,072
   INCR/(DECR) IN OTHER CURRENT LIABILITIES                          $46,222                             $46,222
                                                         --------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          ($294,214)           ($43,710)      ($238,618)
                                                         --------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:

PURCHASE OF SUBSIDIARY                                                                               ($1,041,013)
PROCEEDS FROM SALE OF FIXED ASSETS                                   $60,000                             $60,000
INVESTMENT IN FIXED ASSETS                                          ($53,507)         (1,042,510)    ($1,334,774)
                                                         --------------------------------------------------------
NET CASH PROVIDED BY INVESTMENT ACTIVITIES                            $6,493         ($1,042,510)    ($2,315,787)
                                                         --------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:

PURCHASE OF TREASURY STOCK                                          ($50,000)                           ($50,000)
PROCEEDS FROM BANK LOAN                                                                                  $17,109
REPAYMENT ON BANK LOAN                                               ($9,167)            ($5,238)       ($22,533)
REPAYMENT ON LOANS                                                   ($3,732)                            ($1,885)
RELATED PARTY LOANS                                                  $65,534            ($50,833)       $423,014
PROCEEDS FROM SALE OF SHARES                                                          $1,135,000        $340,595
CONTRIBUTED SURPLUS                                                                                   $1,595,869
SHARE SPLIT                                                                                              ($2,036)
PROCEEDS FROM ISSUANCE OF BONDS                                     $254,000                            $246,000
DEFERRED COSTS                                                                          ($10,770)        $30,354
                                                         --------------------------------------------------------
NET CASH PROVIDED BY FINANCE ACTIVITIES                             $256,635          $1,068,159      $2,576,487
                                                         --------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                     ($31,086)           ($18,061)        $22,082
                                                         --------------------------------------------------------
CASH AT BEGINNING OF PERIOD                                         ($53,338)           ($41,867)       ($49,669)
                                                         --------------------------------------------------------
           CASH AT END OF PERIOD                                    ($84,424)           ($59,928)       ($27,587)
                                                         ========================================================

                                         See Accompanying Notes

                                                      DIVEDEPOT.COM
                                      STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                        FOR THE PERIOD OF INCEPTION (DECEMBER 1, 1997) TO SEPTEMBER 30, 2000
                                                       (Unaudited)
                                                                          ADDITIONAL
                                  COMMON                     STOCK         PAID-IN     INCOME
                                  SHARES                     AMOUNT        CAPITAL     (LOSS)          TOTAL
                                  ------                     ------        -------     ------          -----

Issuance of shares of
common stock on Nov 1, 1997
$.001 per share                1,022,987                        1,023         --            --           1,023

Net (loss) from inception
on Dec 1, 1997 through
Dec 31, 1997                                                                             (25,974)      (25,974)

Balance December 31,1997       1,022,987                        1,023                    (25,974)      (24,951)

Issuance of shares of
common stock on June 4,
1998 for $.001 per share           2,964                           3          --            --               3

Issuance of shares of
common stock on July 1,
1998 for $1.43 per share           3,622                           4         5,176          --           5,180

Net (loss) through
December 31, 1998                                                                       (237,639)     (237,639)
                               ----------                   ----------    ----------  ----------    ----------
Balance December 31, 1998      1,029,573                        1,030        5,176      (263,613)     (257,407)

Issuance of shares of
common stock on Feb 15,
1999 for $.001 per share          27,724                          28          --            --              28

Issuance of shares of
common stock on March 7,
1999 for $ 2.00 per share         50,000                          50        99,950          --         100,000

Issuance of shares of
common stock on March 24,
1999 for $ 2.00 per share         10,000                          10        19,990          --          20,000

Issuance of shares of
common stock on March 29,
1999 for $ 2.00 per share         50,000                          50        99,950          --          50,000

Issuance of share of
common stock on March 30,
1999 for $ 2.00 per share         10,000                          10        19,990          --          20,000

Issuance of shares of
common stock on March 31,
1999 for $ 7.934 per share        20,000                          20       158,660          --          40,000

Issuance of shares of
common stock on April 1,
1999 for $ .001 per share         73,500                          73          --            --              73

Issuance of shares of
common stock on April 6,
1999 for $ 2.00 per share        122,500                         122       244,878          --         245,000


                                          See accompanying notes

                                                 DIVEDEPOT.COM
                                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                      FOR THE PERIOD OF INCEPTION (DECEMBER 1, 1997) TO SEPTEMBER 30, 2000
                                                  (Unaudited)

                                                                          ADDITIONAL
                                  COMMON                STOCK              PAID-IN          INCOME
                                  SHARES                AMOUNT             CAPITAL          (LOSS)          TOTAL
                                  ------                ------             -------          ------          -----
Issuance of shares of
common stock on June 9,
1999 for $ .001 per share          10,000              10                                                     10

Issuance of shares of
common stock on August 4,
1999 for $ .001 per shares         23,000              23                                                     23

Issuance of shares of
common stock on August 31,
1999 for $ 2.00 per share         325,000             325                   649,675                      650,000

Issuance of shares of
common stock on August 31,
1999 for $7.93 per share           80,000              80                   634,328                      634,408

Net (loss) through
December 31, 1999                                                                       (362,943)       (362,943)
                                 ---------------------------------------------------------------------------------
Balance December 31, 1999       1,831,297           1,831                 1,932,596     (626,556)      1,307,874

Issuance of shares of
common stock on Feb 1,
2000 for $ 2.00 per share         100,000             100                   199,900                      200,000

Issuance of shares of
common stock on March 1,
2000 for $ 2.00 per share         100,000             100                   199,900                      200,000

Treasury stock purchased          (12,500)

Net income(loss) for period
through March 31, 2000                                                                  (211,731)       (214,350)

Cumulative Balance,
March 31, 2000                  2,018,797           2,031                 2,332,396     (840,906)     (1,493,524)

Net income (loss) for period
through June 30, 2000                                                                   (211,731)       (211,731)

Cumulative Balance,
June 30, 2000                   2,018,797           2,031                 2,332,396   (1,052,637)      1,281,793

Net income (loss) for period
through September 30, 2000                                                               (81,908)        (81,908)

Cumulative Balance
September 30, 2000              2,018,797           2,031                 2,332,396   (1,134,545)      1,199,885


                                                         See Accompanying Notes

                       DIVEDEPOT.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                  (Unaudited)

1.   INCORPORATION AND ACTIVITY

     DIVEDEPOT.COM, Inc. (the "Company") was incorporated on December 1, 1997 in the State of Florida (USA) under the Florida Business Corporation Act. During 1999 DIVEDEPOT.COM, Inc. changed its name from Baskin in the Sun, International, Inc. The principal activity of the Company is that of a holding company.

2.   SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PREPARATION

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

                       DIVEDEPOT.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                      (EXPRESSED IN UNITED STATES DOLLARS)

         INCOME TAXES

     The Company is liable to income taxes at 22% of its operating income and accounts for this using the liability method. The subsidiary is liable to income taxes at 15% of its operating income and accounts for this using the liability method.

       REVENUE RECOGNITION

     Diving and certification income is recognized on the completion of the activity. Merchandise income is recognized when items are sold and title has passed.

3.   ACCOUNTS RECEIVABLE

                                       SEPTEMBER 30, 2000
                                         -------------
          TRADE                            7,212
          UTILITY                          3,533
          PREPAID EXPENSES                19,014
                                          -------------
                                         $29,759
                                         =============

4.   INVENTORY

                                       SEPTEMBER 30, 2000
                                        -------------
          MERCHANDISE                     39,748
          SPARES                               0
          TEACHING MATERIALS               3,121
          FUEL                                 -
                                        -------------
                                      $   42,869
                                        =============

5.   FIXED ASSETS


WHAT SHOULD BE INSERTED HERE SINCE WE AREN'T PUTTING IN THE LARGE TABLE???

                       DIVEDEPOT.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                      (EXPRESSED IN UNITED STATES DOLLARS)

6.   GOODWILL

                                               September 30, 2000
                                                   --------------

                   GOODWILL                              736,226

                   AMORTIZATION OF GOODWILL             (101,230)
                                                        ---------
                                                $        634,996
                                                   ===============


7.   BANK OVERDRAFT

          The bank overdraft is secured by a charge on the assets of the subsidiary company and bears interest at 11% annum.

8.   BANK LOAN

          The bank loan bears interest at 2.5% above Barclays Bank Prime Rate, and is repayable over a maximum of three years. The loan is secured by a debenture registered over the subsidiary company's assets.


                                           SEPTEMBER 30, 2000    JUNE 30, 2000
                                             ----------           ----------

          Bank loan is  secured by a charge
          over the  assets of the  subsidiary
          company. The loan bears interest
          at 2.5% above
          BARCLAYS PRIME RATE AND IS REPAYABLE         0              0
          by June 2000, in monthly installments
          of $655 including interest.

          Less:  current portion                       0              0
                                                  ---------        -------
                                                  $    0           $  0
                                                  =========        ========

                       DIVEDEPOT.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                      (EXPRESSED IN UNITED STATES DOLLARS)


9.   RELATED PARTY LOANS
                                                                    SEPTEMBER 30, 2000           JUNE 30, 2000
                                                                       -------------         --------------

         Related party loan which bears interest at 3%
         over New York prime rate.  It is repayable in                         197,084                 242,927
         monthly installments of $4,583.00 plus interest.

         Related party loan which is unsecured bears no
         interest and has no fixed terms of repayment.  It                     177,791                 177,791
         is not expected to be repaid within the next year.

         Unsecured loan which bears interest at 8% per
         annum.  It is repayable in quarterly installments                      28,000                  28,000
         of $560.                                                           ----------                ---------
                                                                               402,875                 448,718

         LESS:  CURRENT PORTION                                                205,791                 205,791
                                                                            ----------                ---------
                                                                              $197,084                $242,927


10.     SHARE CAPITAL
                                                            SEPTEMBER 30, 2000           JUNE 30, 2000
                                                              -----------------        ----------------
         AUTHORIZED
         50,000,000 ordinary shares of $0.001 par                  $50,000                 $50,000
         value each

         ISSUED AND FULLY PAID
         2,031,297 (03/31/00 - 2,031,297) ordinary shares            2,031                  $2,031


                                                            SEPTEMBER 30, 2000          MARCH 30, 2000
                                                              -----------------        -----------------
         STOCK OPTIONS TO THE WEBSITE SUPPLIERS
         Options exercisable at $2.00 Per share                    250,000                 250,000



                       DIVEDEPOT.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                      (EXPRESSED IN UNITED STATES DOLLARS)

11.  STOCK PLAN

          The Group has established an informal Stock Plan (the "Plan") whereby it grants ordinary shares of the Company to employees who have at least one year's service and have benefited the Group. The Plan provides that employees are chosen by the Group's Chairman and
          approved  by  the  Board  of  Directors   based  on  performance   and
          dedication.

12.  STOCK OPTIONS

          During 1999, the Group granted stock options on 250,000 shares of the Company to software developers as part of the compensation to design and develop a corporate website on behalf of the Group. The stock options are exercisable at $2,00 per share within a five year period from the date of grant. None of the options were exercised during 1999 or the first six months of 2000.

13.  INCOME TAXES

          The Company incurred $211,731 of estimated tax losses during the three months ended June 30, 2000 which it can carry forward and be set off against future income.

14.  LEASE COMMITMENTS

          The Group has various lease commitments in respect of its premises. Future lease payment will total $138,906, including the following amounts over the next three years.

                                DECEMBER 31, 1999              COMMITMENT

                                   2000                          $68,027
                                   2001                           48,844
                                   2002                           22,035

          In addition to the above there is also a lease agreement with Peter Island Resort. In accordance with this lease the Company must pay 15% of the total of all goods and services billed to guests of Peter Island. During the 2nd quarter 2000, the Company paid -0- (Total 1st quarter 2000 - $0) to Peter Island Resort. The lease was issued in April 1999 and will expire in 2 years.

                      DIVEDEPOT.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                      (EXPRESSED IN UNITED STATES DOLLARS)


15.  INFORMATION ON SUBSIDIARY


NAME                         PLACE OF INCORPORATION    DATE OF        PORTION OF
                                                       INCORPORATION  VOTING
                                                                      SHARES
                                                                      HELD
--------------------------------------------------------------------------------
Baskin in the Sun Limited    British Virgin Islands    May 2, 1972         100%


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

17.  COMPARITIVES

          Certain comparative figures have been reclassified to conform with the current year's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

SALES & MARKETING

     The Miami sales and marketing operation has been relocated to Longwood (Orlando) area. This will help to reduce costs and improve the efficiency of the sales and reservations process. Office hours have been expanded to include evenings and weekends. An outbound caller program has been initiated.

     Consumer dive show participation has resumed with our attendance at the Denver Dive Show. Plans are in place to aggressively market at major dive shows on an ongoing basis.

     Dive travel wholesalers, to include PADI, participated in a familiarization trip to Baskin In The Sun in the British Virgin Islands conducted in September. A number of bookings have resulted from this trip.

     Strategic sales and marketing alliances are being formed. The Company already formed a strategic alliance with Continental Airlines. Greater dive and hotel package options and alternatives have been created. Although these bundled packages reflect price increases, they will offer divers better values for longer stays. Off-season programs are in development. These may include student summer camp, educational and fitness concepts.

     Programs to increase incremental on site spending have been created. Logo and branded merchandise is being displayed in a more attractive and appealing way with suggestive selling techniques and incentives.

     New contacts with cruise ships have been initiated. Cruise ship passengers will be taken on weekly and bi-weekly snorkel and diving excursions, as "off-boat" adventures.

EQUIPMENT

     A fourth boat is being added to our fleet. This boat is a custom-built aluminum catamaran, which has been converted specifically for our Baskin In The Sun dive operation. It can hold 50 snorkelers or 30 divers. This boat replaces Narcosis, which was retired from our fleet earlier this quarter. The "ALAN B" has been selected as the name, in honor of the founder of Baskin In The Sun; Alan Baskin.

WEB SITES

     The Baskin In The Sun web sites have been merged into one site and edited to reflect the more relevant and current information. This web site is an important sales communication tool and is linked to our overall goal to improve the sales process and ultimately sales results.

     Work continues on the final stages of the Divedepot.com web site. This dive oriented portal and search engine will be the leading source for virtually all dive-related information. Divers, dive shops, dive resorts, equipment manufactures and certifying agencies will be presented at the same site. This site for dive commerce is designed to facilitate the integration of buyers and sellers.

RESULTS OF OPERATIONS

     The Company had revenues for the three month period of $208,145 in 2000, and the cost of sales in the period in 2000 was $26,957. The gross profit was $181,189 and the operating expenses in the period in 2000 were $253,894. The net loss in the period in 2000 was ($81,908).

     Divedepot.com has incurred net losses and experienced negative cash flow from operations since inception through the end of the period ending September 30, 2000. During the first nine months of the fiscal year beginning January 1, 2000 to September 30, 2000, the Company realized a net loss of ($552,935) compared to a net loss of ($256,226) in the same period in 1999. There can be no assurance that the company will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE SAME PERIOD IN 1999

     REVENUE FROM SALES. Revenue totaled $208,146 for the three months ended September 30, 2000, compared to $258,443 in the quarter in 1999.

     COST OF REVENUE. Cost of sales totaled $26,957 for the three months ended September, 2000 compared to $83,100 in the quarter in 1999. Cost of sales consists primarily of costs to provide travel related services to clients; the costs of merchandise sold in the retail stores and to a minor extent the costs of fuel and training materials sold to third parties. Management believes that there is significant room for reducing the relative cost of travel services and retail merchandise as volumes increase and buying power is more firmly established. Management has reduced substantially the inventory carried over the last three years and streamlined the purchasing operations.

     OPERATING EXPENSES (Including Marketing, Sales and Administration). Operating expenses totaled $253,894 for the three months ended September 30, 2000 compared to $264,155 in the quarter in 1999. Operating expenses include all the ongoing dive operations in the British Virgin Islands. Dive operations expenses are high as a percentage of sales and significant economies of scale can be achieved as diving activities increase. At present, infrastructure and equipment is in place within the companies operations in the BVI to accommodate substantial additional business with only minor capital expenditures, marketing, sales and administration expense consists primarily of personnel expenses, accounting, legal expenses and marketing development, promotion and sales activities, including salary and commissions, costs of marketing programs and the cost of attending various dive shows and travel trade shows. These costs are mostly born by the parent company located in Longwood. This expenditure reflects a substantial investment in the Internet systems, customer support, marketing and sales organizations necessary to support the company's expanded customer base. Management expects marketing, sales and administration expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue. Specifically, the administrative infrastructure of Divedepot.com is designed to anticipate future travel, and merchandise sales that have not yet occurred. As these sales occur, administrative expenses will not increase substantially and will decline as a percentage of revenue. Management expects these expenses to remain constant and therefore decline as a percentage of revenue. Together, therefore, management anticipates that marketing, sales and administrative expenses will increase somewhat more modestly than in the previous quarter of the last fiscal year, but decline sharply as a percentage of revenue as sales of travel and merchandise increase. Operating loss for the quarter in 2000 was ($81,908) and ($98,014) in 1999.

     NET LOSS. Divedepot.com had a loss of approximately ($81,908) for the quarter ended September 30, 2000 compared to ($98,014) in 1999. Loss per share was ($.04) in 2000 and ($.06) in 1999.

     Management believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. Divedepot.com may experience significant period-to-period fluctuations in operating results depending upon factors such as the success of the Divedepot.com's efforts to expand sales and implement it's internet marketing programs and mix of products and services and changes in, and the timing of, expenses relating to development and sales and marketing. Other factors that may contribute to variability of operating results include the timely deployment and implementation of expansion of the Divedepot.com outside sales network or internal direct marketing capability, changes in demand for sport diving travel and related products and services, the cyclical nature of marine expenditures and the overall health of the regional and international economy.

RESULTS OF OPERATIONS FOR NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO SAME PERIOD IN 1999.

     The Company had revenues of $779,163 in the nine month period in 2000 and revenues of $922,459 in the period in 1999.

     Cost of sales totaled $295,388 for the nine month period ended September 30, 2000 and $236,647 in the period in 1999. Cost of sales consists primarily of costs to provide travel related services to clients, the costs of merchandise sold in the retail stores and to a minor extent the costs of fuel and training materials sold to third parties.

     Operating expenses totaled $1,009,101 for the nine month period ended September 30, 2000 compared to $914,429 in the period in 1999. Operating expenses include all costs of salaries, rent, utilities, repairs, fuel and all costs associated with the ongoing dive operations in the British Virgin Islands. Dive operations expenses are high as a percentage of sales and significant economies of scale may be achieved as diving activities increase. At present, infrastructure and equipment is in place within the company's operations in the BVI to accommodate substantial additional business with only minor capital expenditures. Marketing, sales and administration expense consists primarily of personnel expenses, accounting, legal expenses and marketing development, promotion and sales activities, including salary and commissions, costs of marketing programs and the cost of attending various dive shows and travel trade shows. Management expects marketing, sales and administration expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue. Specifically, the administrative infrastructure of the Company is designed to anticipate future travel, and merchandise sales that have not yet occurred. Management expects expenses to remain relatively constant and therefore decline as a percentage of revenue, if revenues increase. Together, therefore, management anticipates that marketing, sales and administrative expenses will increase somewhat more modestly than in the current fiscal year, but decline as a percentage of revenue if sales of travel and merchandise increase.

     NET LOSS. Divedepot had a loss of $(552,935) for the nine month ended September 30, 2000, and a loss of ($256,226) for the same period in 1999.

     The loss per share for the period was ($.28) in 2000 and ($.16) in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the company has satisfied its cash requirements primarily through debt, the sale of capital stock and through operating revenues. The company's principal uses of cash are to fund working capital requirements and capital expenditures and to service its vendor, payroll and professional expenses. The Company had a cash deficit of ($84,424) at September 30, 2000. The Company's current liabilities at September 30, 2000 exceeded current assets by $822,580. The Company needs to achieve further capital in order to continue and expand operations and pay current liabilities.


NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs for continued operation. The Company will have to seek loans or equity placements to cover such cash needs.

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

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings

     The Company is a party to only one legal action. That action is in the Circuit Court for Miami - Dade County, Florida, Plaintiff, the firm of Marc M. Harris, on behalf of others has alleged breach of contract, fraud, conversion, and constructive trust. The total amount of the claim by the firm of Marc M. Harris is recorded as long-term debt on the company books and audited statement. This debt was acquired in the acquisition of all liabilities and assets of Baskin In The Sun International, S.A. The Company is vigorously defending the action and believes the action is without foundation because the Plaintiff offset accounts containing funds of Defendant in similar amounts to those claimed. In the event Plaintiff were fully successful, Defendant could sustain a judgment exceeding $217,000, plus interest, which could have a material impact on the Company. The Company filed a counter claim that in settlement can only reduce the liabilities of the company as they currently stand and not further worsen or negatively impact the corporation.

     No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to any litigation.

Item 2.           Changes in securities - None.

Item 3.           Defaults upon senior securities - None.

Item 4.           Submission of matters to a vote of security holders - None.

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the nine  months
                    ended September 30, 2000. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: January 9, 2001

                                          DIVEDEPOT.COM, INC.


                                          by:/s/Norbert Weller
                                          Norbert Weller, President